Form 10-K
period 2018-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C31
filed 2019-03-21
CIK 1649184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(212) 834-5467

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and RAIT Funding, LLC, as loan seller:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18,500,000 of the mortgage loan for which it held a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement.  The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.  The court denied defendants’ motion to dismiss RAIT II’s amended complaint, and the parties are now in the midst of the discovery phase of the litigation.  RAIT Partnership, L.P. served as the collateral manager and servicer for RAIT II.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 5, 2018 (see Exhibit 33.1)

33.3         Rialto Capital Advisors, LLC, as Special Servicer on and after July 5, 2018

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 33.1)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018 (see Exhibit 33.1)

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 (see Exhibit 33.3)

33.10       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 33.4)

33.11       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 33.5)

33.12       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 33.6)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.1)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan prior to July 5, 2018 (see Exhibit 33.1)

33.15       Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 (see Exhibit 33.3)

33.16       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.4)

33.17       Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.5)

33.18       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.6)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.1)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan prior to July 5, 2018 (see Exhibit 33.1)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the Sunbelt Portfolio Mortgage Loan on and after July 5, 2018 (see Exhibit 33.3)

33.22       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.4)

33.23       Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.5)

33.24       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.6)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan

33.26       Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan

33.32       National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 5, 2018 (see Exhibit 34.1)

34.3         Rialto Capital Advisors, LLC, as Special Servicer on and after July 5, 2018

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 34.1)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018 (see Exhibit 34.1)

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 (see Exhibit 34.3)

34.10       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 34.4)

34.11       Wells Fargo Bank, National Association, as Custodian of the Civic Opera Building Mortgage Loan (see Exhibit 34.5)

34.12       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Civic Opera Building Mortgage Loan (see Exhibit 34.6)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.1)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan prior to July 5, 2018 (see Exhibit 34.1)

34.15       Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 (see Exhibit 34.3)

34.16       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.4)

34.17       Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.5)

34.18       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.6)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.1)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan prior to July 5, 2018 (see Exhibit 34.1)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the Sunbelt Portfolio Mortgage Loan on and after July 5, 2018 (see Exhibit 34.3)

34.22       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.4)

34.23       Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.5)

34.24       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.6)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan

34.26       Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan

34.32       National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 5, 2018 (see Exhibit 35.1)

35.3         Rialto Capital Advisors, LLC, as Special Servicer on and after July 5, 2018

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Civic Opera Building Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Civic Opera Building Mortgage Loan prior to July 5, 2018 (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Civic Opera Building Mortgage Loan on and after July 5, 2018 (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the Civic Opera Building Mortgage Loan (see Exhibit 35.4)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan prior to July 5, 2018 (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.4)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan prior to July 5, 2018 (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Sunbelt Portfolio Mortgage Loan on and after July 5, 2018 (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.4)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan

35.18       Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.4)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 21, 2019