Form 10-K
period 2020-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C31
filed 2021-03-15
CIK 1649184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Civic Opera Building Mortgage Loan, the Roosevelt New Orleans Waldorf Astoria Mortgage Loan and the Sunbelt Portfolio Mortgage Loan, which constituted approximately 8.7%, 8.0% and 7.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Civic Opera Building Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Roosevelt New Orleans Waldorf Astoria Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Sunbelt Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Civic Opera Building Mortgage Loan, the Roosevelt New Orleans Waldorf Astoria Mortgage Loan and the Sunbelt Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association acts as trustee of the Civic Opera Building Mortgage Loan, the Roosevelt New Orleans Waldorf Astoria Mortgage Loan and the Sunbelt Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Civic Opera Building Mortgage Loan, the Roosevelt New Orleans Waldorf Astoria Mortgage Loan and the Sunbelt Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Brunswick Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the JPMBB 2015-C30 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Brunswick Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the Brunswick Portfolio Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Brunswick Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC as special servicer of the Brunswick Portfolio Mortgage Loan prior to April 24, 2020 and LNR Partners, LLC as special servicer of the Brunswick Portfolio Mortgage Loan on and after April 24, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of the Brunswick Portfolio Mortgage Loan prior to April 24, 2020 and LNR Partners, LLC as special servicer of the Brunswick Portfolio Mortgage Loan on and after April 24, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.18       Wells Fargo Bank, National Association, as Trustee of the Sunbelt Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan

33.22       Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan prior to April 24, 2020 (Omitted. See Explanatory Notes.)

33.23       LNR Partners, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan on and after April 24, 2020 (Omitted. See Explanatory Notes.)

33.24       Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.18       Wells Fargo Bank, National Association, as Trustee of the Sunbelt Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan

34.22       Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan prior to April 24, 2020 (Omitted. See Explanatory Notes.)

34.23       LNR Partners, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan on and after April 24, 2020 (Omitted. See Explanatory Notes.)

34.24       Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan

35.11       Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan prior to April 24, 2020 (Omitted. See Explanatory Notes.)

35.12       LNR Partners, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan on and after April 24, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 12, 2021